Form 10-K
period 2005-12-31
JPMorgan Chase Commercial Mortgage Securities Corp, Series 2005-CIBC11
filed 2006-03-21
CIK 1320645

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-118975-03


        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates
        Series 2005-CIBC11

     (Exact name of registrant as specified in its charter)


   New York                                          13-3789046
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicers or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 59.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GMAC Commercial Mortgage Corporation, as Master Servicer <F1>
      b) J.E. Robert Company, Inc., as Special Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    J.P. Morgan Chase Commercial Mortgage Securities Corp.
    Commercial Mortgage Pass-Through Certificates
    Series 2005-CIBC11
    (Registrant)


  Signed: J.P. Morgan Chase Commercial Mortgage Securities Corp.

  By:     Steven Z. Schwartz, President and Chief Executive Officer

  By: /s/ Steven Z. Schwartz, President and Chief Executive Officer

  Dated: March 20, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  J.P. Morgan Chase Commercial Mortgage Securities Corp.

  Commercial Mortgage Pass-Through Certificates

  Series 2005-CIBC11 (the "Trust")

  I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the paying agent by the master servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the paying agent in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the master servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. This annual report discloses all significant deficiencies relating to the master servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GMAC Commercial Mortgage Corporation, as Master Servicer, J.E. Robert Company, Inc., as Special Servicer and Wells Fargo Bank, N.A. as Trustee and Paying Agent.




     Date: March 20, 2006

     /s/ Steven Z. Schwartz
     Signature

     President and Chief Executive Officer
     Title


  EX-99.1 (a)
PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
www.pwc.com



Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion, dated February 27, 2006, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 27, 2006

[PAGE]

Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit (II). which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for, which the company was not in compliance.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of Fidelity bond insurance and S100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

[PAGE]

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-Cl
AETNA SERIES 1995-C5
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE -AW960I
ATHERTON-PW WAREHOUSE
BACM 2001-Cl
BANK OF AMERICA 2002-XI
BKB SERIES 1997-Cl (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FLI
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL I
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-M1
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

[PAGE]

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-05
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

[PAGE]

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

[PAGE]

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-C5
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

[PAGE]

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

[PAGE]

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

     2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

     3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

     1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

[PAGE]

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.   INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.  MONITORING OF SUBSERVICER COMPLIANCE

     1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

     2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.1 (b)
(logo)Reznick Group


Reznick Group, R.C.
7700 Old Georgetown Road
Suite 400
Bethesda, MD 20814-6224

Tel: (301) 652-9100
Fax: (301) 652-1848
www.reznickgroup.com



REPORT OF INDEPENDENT ACCOUNTANTS



To: J.E. Robert Company, Inc.


We have examined management's assertion, included in the accompanying Report of Management on Compliance, that J.E. Robert Company, Inc. (the Company) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) for Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD III, Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996 - C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996 - Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996 - C3, DLJ Commercial Mortgage Corporation Commercial Mortgage Pass-Through Certificates Series 2000 - STF1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2001 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002
- FL2, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass- Through Certificates Series 2004 - FL1, Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2004 - C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004 - BCP1, J.P. Morgan Chase Commercial Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2004 - C3, J.P. Morgan Chase Commercial Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2005-CIBC11, Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1, Credit Suisse First Boston Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2005-C2, LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates Series 2005-C3, J.P. Morgan Chase Commercial Mortgage Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC12, J.P. Morgan Chase Commercial Mortgage Securities Corporation Commercial Mortgage Pass- Through Certificates, Series 2005-LDP4, Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-IQ10, and Merrill Lynch Mortgage Investors, Inc, Commercial Mortgage Pass-Through Certificates, Series 2005-CKI1 for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.



-3-



Atlanta * Baltimore * Bethesda * Charlotte * Chicago * Sacramento * Tysons
Corner


(page)


(logo)Reznick Group


Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the Certificates for the year ended December 31, 2005 is fairly stated, in all material aspects.

/s/ Reznick Group, P.C.


Bethesda, Maryland
February 22, 2006


-4-





  EX-99.2 (a)
Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit (II). which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for, which the company was not in compliance.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of Fidelity bond insurance and S100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer


/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

[PAGE]

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-Cl
AETNA SERIES 1995-C5
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE -AW960I
ATHERTON-PW WAREHOUSE
BACM 2001-Cl
BANK OF AMERICA 2002-XI
BKB SERIES 1997-Cl (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FLI
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL I
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-M1
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

[PAGE]

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-05
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

[PAGE]

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

[PAGE]

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-C5
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

[PAGE]

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

[PAGE]

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

     2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

     3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

     1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

[PAGE]

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.   INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.  MONITORING OF SUBSERVICER COMPLIANCE

     1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

     2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.2 (b)
(logo) JERPARTNERS

1650 Tysons Blvd., Suite 1600
McLean, VA  22102

tel 703.714.8000
fax 703.714.8100

J.E. Robert Company, Inc.

Report of Management on Compliance
February 17, 2005


We, as members of management of J.E. Robert Company, Inc. (the Company), are responsible for complying with the requirements of the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the USAP) for Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 1997-SPICE, Nomura Asset Securities Corporation Commercial Mortgage Pass-Through Certificates Series 1995-MD Ill, Midland Realty Acceptance Corporation Commercial Mortgage Pass-Through Certificates Series 1996 - C2, Salomon Brothers Mortgage Securities VII, Inc. Commercial Mortgage Pass-Through Certificates Series 1996 - Cl, Structured Asset Securities Corporation Multiclass Pass-Through Certificates Series 1996 - C3, DLJ Commercial Mortgage Corp. Commercial Mortgage Pass-Through Certificates Series 2000 - STF1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2001 - FL1. Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002 - FLl, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2002 - FL2, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - FL1, Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - C4, Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2004 - BCP1, J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2004 - C3, J.P. Morgan Chase Commercial Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2005-CIBC11, Banc of America Commercial Mortgage Inc. Commercial Mortgage Pass-Through Certificates Series 2005-1, Credit Suisse First Boston Securities Corp. Commercial Mortgage Pass-Through Certificates Series 2005-C2, LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates Series 2005-C3, J.P. Morgan Chase Commercial Mortgage Securities Corp. Commercial Mortgage Pass-Through Certificates. Series 2005-CIBC12, J.P. Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates. Series 2005-LDP4, Morgan Stanley Capital I, Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-IQ10,,and Merrill Lynch Mortgage Investors, Inc. Commercial Mortgage Pass-Through Certificates Series 2005-CKI1 (collectively referred to as the Certificates). We also are responsible for establishing and maintaining effective internal control over compliance with the minimum servicing standards identified in the USAP. We have performed an evaluation of the Company's compliance with the requirements of the minimum servicing standards identified in the USAP as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that for the year ended December 31, 2005, the Company complied with the requirements of the minimum, servicing standards identified in the USAP. As of and for the year ended December 31, 2005, the Company had in effect a fidelity bond/crime insurance and errors and omissions policy in the amounts of $30 million and $10 million, respectively, which provide coverage for each of the Certificates referenced herein on a blanket basis.


/s/ Keith Belcher
Keith Belcher, Managing Director

/s/ Bruce Cunningham
Bruce Cunningham, Director

/s/ Mike Cocanougher
Mike Cocanougher, Director of Special Servicing



A J.E. ROBERT COMPANY





  EX-99.3 (a)
(logo)GMAC
Commercial Mortgage




Annual Statement as to Compliance
For the Year Ended December 31, 2005


JPMC
Series 2005-CIBC11


Pursuant to Section 3.14 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

  i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Trust and Servicing Agreement, has been made under my supervision.

 ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

iii. To the best of my knowledge, each related Subservicer has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

 iv. GMAC Commercial Mortgage Corporation, as Servicer, has received no notice regarding qualifications, or challenging the status, of any REMIC Pool as a REMIC or the status of either Grantor Trust Pool as a Grantor Trust or otherwise asserting a tax on the income or assets of any portion of the Trust Fund from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


/s/ Mark E. McCool


By:    Mark E. McCool
Title: Senior Vice President
Date:  February 20, 2006


..830 A


200 Witmer Road - P.O. Box 1015 - Horsham, PA 19044-8015





  EX-99.3 (b)
(logo)JERPARTNERS

February 28, 2006


1650 Tysons Blvd,, Suite 1600
McLean, VA 22102

tel 703.714.8000
fax 703.714.8100


J.P. Morgan Chase Commercial Mortgage Securities Corp.
ATTN: Dennis Schuh
270 Park Avenue, 10th Floor
New York, NY 10017


RE:   J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial
Mortgage Pass-Through Certificates Series 2005-CIBC11 (the "Certificates")


           I, Keith Belcher, a Managing Director of J.E. Robert Company, Inc. ("Special Servicer"), certify to J.P. Morgan Chase Commercial Mortgage Securities Corp. and their officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification in delivering the Certification required by the pooling and servicing agreement dated March 30, 2005 and relating to the Certificates (the "Pooling and Servicing Agreement"), that:

1. I have reviewed the servicing reports or information relating to the trust fund delivered by the Special Servicer to the Master Servicer covering the fiscal year 2005;

2.. Based on my knowledge, the servicing information in these reports delivered by the Special Servicer, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by these servicing reports;

3. Based on my knowledge, the servicing information required to be provided to the Master Servicer by the Special Servicer under the Pooling and Servicing Agreement for inclusion in the reports to be filed by the Paying Agent is included in the servicing reports delivered by the Special Servicer to the Master Servicer;

4. I am responsible for reviewing the activities performed by the Special Servicer under the Pooling and Servicing Agreement. Based upon my knowledge and the annual compliance review required under Section 3.13 of the pooling and servicing agreement with respect to the Special Servicer, and except as disclosed in the compliance certificate delivered by the Special Servicer under Section 3.13 of the Pooling and Servicing Agreement, the Special Servicer has fulfilled its obligations under the Pooling and Servicing Agreement in all material respects in the year to which such review applies; and

5. The accountant's statement delivered pursuant to Section 3.14 of the Pooling and Servicing Agreement discloses all significant deficiencies relating to the Special Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement.


Capitalized terms used herein without definition shall have the meanings assigned to such terms in the Pooling and Servicing Agreement.


J.E. ROBERT COMPANY, INC.


/S/ Keith Belcher
Keith Belcher
Managing Director



A J.E. ROBERT COMPANY


(PAGE)


Form of Certification to be Provided to Depositor
JPMCC 2005-CIBC11
February 28, 2006


With copies to:

J.P. Morgan Chase Commercial Mortgage Securities Corp.
ATTN: Bianca A. Russo, Managing Director & Associate General Counsel 270 Park Avenue, 10th Floor
New York, NY 10017

Wells Fargo Bank, N.A.
ATTN: Corporate Trust Services, JPMCC 2005-CIBC11
9062 Old Annapolis Road
Columbia, MD 21045-1951

GMAC Commercial Mortgage Corporation
RE: Managing Director, Commercial Servicing Operations, JPMCC 2005-CIBC11 200 Witmer Road
Horsham, PA 19044





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            2,402,250.32          8,335,056.31                 0.00              66,154,943.69
   A-1A                           8,384,480.27            957,877.40                 0.00             211,250,122.60
   A-2                            6,469,812.36                  0.00                 0.00             171,978,000.00
   A-3                            5,715,426.78                  0.00                 0.00             146,634,000.00
   A-4                           29,099,490.75                  0.00                 0.00             727,260,000.00
   A-J                            2,705,510.06                  0.00                 0.00              67,063,000.00
   A-JFL                          1,301,845.70                  0.00                 0.00              50,000,000.00
   A-SB                           4,220,767.53                  0.00                 0.00             108,204,000.00
   B                              1,833,319.52                  0.00                 0.00              45,025,000.00
   C                                737,474.18                  0.00                 0.00              18,009,000.00
   D                              1,107,488.37                  0.00                 0.00              27,015,000.00
   E                                922,886.47                  0.00                 0.00              22,512,000.00
   F                              1,015,166.93                  0.00                 0.00              24,763,000.00
   G                                738,325.58                  0.00                 0.00              18,010,000.00
   H                              1,015,166.93                  0.00                 0.00              24,763,000.00
   J                                259,910.82                  0.00                 0.00               6,754,000.00
   K                                346,534.92                  0.00                 0.00               9,005,000.00
   L                                259,872.30                  0.00                 0.00               6,753,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                173,286.72                  0.00                 0.00               4,503,000.00
   N                                173,248.20                  0.00                 0.00               4,502,000.00
   NR                               950,413.22                  0.00                 0.00              24,763,663.00
   P                                259,910.82                  0.00                 0.00               6,754,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   S                                      0.00                  0.00                 0.00                       0.00
   X-1                              507,434.26                  0.00                 0.00           1,791,675,729.29
   X-2                            2,365,066.89                  0.00                 0.00           1,740,345,000.00